Form 10-K
period 1997-12-31
ASSEMBLY & MANUFACTURING SYSTEMS INC
filed 1998-04-01
CIK 98583

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Commission file Number 0-1614

             Assembly and Manufacturing Systems Corp.
      (Exact name of registrant as specified in its charter)

                              Utah
                 36-4178693
                 State or other jurisdiction of
                   (I.R.S. Employer
                 incorporation or organization
            Identification Number)

            52 E. Cedar St., Chicago, Illinois 60611
                      Tel: (312) 335-8191

Securities registered pursuant to Section 12(b) of the act:  NONE

   Securities registered pursuant to section 12(g) of the Act:

             COMMON STOCK, PAR VALUE $0.001 PER SHARE
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 Days.   Yes [ ]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Page 1 of 24 pages contained in sequential numbering system.

The Exhibit Index may be found on Page 10 of the sequential numbering system.

                              Page 1

-----------------------------------------------------------------------------

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price of the stock on December 31, 1997 was $9,600.

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

            CLASS                        NUMBER OF SHARES OUTSTANDING ON:
                                                DECEMBER 31, 1997
            -----                        --------------------------------
         Common Stock
       par value $0.001                                1,200

               DOCUMENTS INCORPORATED BY REFERENCE

None.

                              PART I

ITEM 1.  BUSINESS.

The Company is in its developmental stages and has not yet become operational. At the present time the company is seeking a funding source to engage in the business of owning and operating maritime shipping assets for which principals of the Company have been negotiating. The Company has entered into certain preliminary agreements with regarding funding, but at the date of this Report, no firm commitment has been obtained by the Company, and no certain funding date has arisen for commitment.

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 22, 1997, the Registrant held a vote of the shareholders pursuant to taking steps including the reconfiguration of the capital structure of the Company to accomodate the acquisition of the private company American Ship, Incorporated (of Illinois), which would be the primary recipient of the funding described in Part I, Item 1, above. As a result, all outstanding Common stock of the Registrant was reverse-split one for one thousand (1-for-1,000). Amendments to the Registrant's Articles of Incorporation

                               Page 2

---------------------------------------------------------------------------
were submitted to the State of Utah; they included language effecting the reverse-split, as well as amendments regarding the primary place of business of the Company.

---------------------------------------------------------------------------
                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

     (1)

     (i) The principal United States market in which the registrant's Common stock has been traded is the NASD Over the Counter (OTC) Bulletin Board. Through the Third and Fourth Quarters of 1997 the high sales price was $54.00 and the low sales price was $8.00; these prices reflected the effect of the reverse-split of all outstanding shares of the Comapny's Common stock as noted in Part I, Item 4, above. The Company's Common stock trading symbol was changed in the Third Quarter of 1997 from TOOL to SHIP, reflecting the plan of the Company to become principally involved in maritime shipping subsequent to a proposed funding plan described in Part I, Item 1, above.

     (ii) Because of the lack of progress in obtaining funding, the Company's Common stock price has eroded significantly to the point that, as of December 31, 1997, the last trade was executed at $8.00 per share..


ITEM 6.  SELECTED FINANCIAL DATA.

The Company is currently in a state of dormancy. As such, the Registrant's Financial Statements reveal that no activity through the earning of revenues, nor through the incurrence of expenses (capitalized or otherwise) have been recognized or realized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

As previously reported, this corporation is in a state of dormancy and has not, in recent years conducted any business so as to become an income producing entity. The corporation continues to anticipate the possibility of funding as a means to commence operations; it has also made certain plans for the acquisition of majority control by an outside group to utilize the corporation for its operations. Such acquisition would be subject to approval of a majority of the shareholders of the corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Registrant's financial condition has not changed materially from December 31, 1996 to date herewith provided. Because of the absence of revenues and the inability thus far to raise the capital necessary to commence operations,

---------------------------------------------------------------------------
there are no assurances that the Company will be able to fully carry out any of its plans and to continue as a going concern.

See Exhibit 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) (b)  Directors and Officers:  Identification of Directors and Officers.

The members of the Board of Directors of the company are elected by the shareholders at each annual meeting for a one year term. Officers are elected by the Directors at each annual meeting for a one year term, or until otherwise replaced by the Board of Directors. The following table sets forth certain information with respect to the Officers and Directors of the company.


Name                  Age      Other Office Held         Term       Period
Served

John H. Peddie         37      President, Treasurer,     1 year     18 months
                               Chief Executive Officer,
                               Director

Alan B. Cring          39      Secretary, Director       1 year      5 months


(c)  Identification of Certain Significant Employees.     None.

(d)  Family Relationships of All Officers and Directors.  None.

(e)  Business Experience of All Officers and Directors.


     (1)  Background during last 5 years.

John H. Peddie is the President and chief executive officer of the Company. Mr. Peddie holds a Bachelor of Science degree from Michigan State University, where he was awarded Big Ten Honors, was on the Varsity Club and Dean's List, and was a member of the Lambda Chi Alpha Fraternity. He has served since 1996 as the Executive Director of the United States Naval Preservation Society, a not-for-profit group that promotes the preservation and public display of historically significant naval vessels. From 1991 to 1995, he was the principal of Health Products, a company which provided private label health

---------------------------------------------------------------------------
and beauty care products. From 1991 to 1992, Mr. Peddie was the principal of Burger Boat Company, having brought the firm out of re-organization to profitability as a builder of high quality, custom, aluminum motoryachts in the 70 to 150 foot class. From 1987 to 1991, Mr. Peddie served as Vice President of Sales for American Cellular, which he co-founded; American Cellular organized a nationwide information processing business servicing the Bell operating companies and Non-Wireline Cellular service providers in all markets. American Cellular brought about nationwide cellular programs with automotive manufacturers, mass market retailers, corporate accounts, rental car companies, and government agencies. American Cellular is widely credited with having contributed to the introduction of cellular service to the mass market. American Cellular joint ventured with General Electric and the People's Republic of China for the production and distribution of low-cost cellular equipment for worldwide distribution (except in Mainland China, itself). Mr. Peddie's tenure at American Cellular included the successful raising of $6.5 million in joint venture capital on terms very favorable to both the company and its founders. Mr. Peddie belongs to the APBA, OPT, Superboat Racing, and was 1989, 1991, 1994 World/U.S. National Champion.


Alan B. Cring is the Secretary and chief financial officer of the Company. Mr. Cring has been a college instructor since 1981, and has been a consultant for over a decade, specializing in business development consulting, including corporate formation and structuring, governance, and compliance. Responsibilities include, but are not restricted to, documentation preparation, securities and industries analyses, regulatory compliance, corporate planning, information systems design and personnel training in software usage. Clients range from small, local concerns to transnational entities. Consulting often involves matters related to capitalization via public or private offerings and private placements, and "clean-up" of public shells for reverse mergers. Consulting services often involve acting as liaison between executive officers of client companies and external entities such as regulatory agencies, legal counsels, shareholders, accountants, stock transfer agents, media, market makers and other broker/dealers. Mr. Cring's college teaching experience includes mathematics (developmental and remedial math as well as the calculus and statistics)., developmental study skills, economics, managerial finance, accounting, business psychology, and computer software skills. He has taught in a variety of environments ranging from the traditional classroom through to corporate and correctional facilities. Mr. Cring holds a Bachelor of Science in Mathematics, a Master of Arts in Economics, and is a Ph.D. Candidate (inactive) in Business Administration, specializing in Finance with concentrations in real estate and urban studies and in econometrics, and completed well over 200 quarter hours of post-graduate study. Mr. Cring is listed in Who's Who Among American Business Leaders, 1996/97 Ed. and is a member of the University Lodge (Ohio No. 631), Northwest Temple, of the Ohio F&AM.

---------------------------------------------------------------------------
     (2)  Directorships.

          (a) Mr. John H. Peddie does not serve as an officer or director of any other public company. Mr. Peddie does, however, serve as a director and the chief executive officer of American Ship, Incorporated, a private Illinois corporation with which the Registrant has negotiated for funding as described in Part 1, Item 1, above.

          (b) Mr. Alan B. Cring does not serve as an officer or director of any other public company.

          (c)  Involvement in Certain Legal Proceedings.   None.

          (d)  Promoters and Control Persons.   Mr. Paul L. Parshall, the
principal of The Worthington Company, is a control person with respect to the Company. On October 11, 1996, Mr. Parshall entered into a consent agreement with the Securities and Exchange Commission (Administrative Proceeding 3-9163) whereby Mr. Parshall agreed to a lifetime ban from any activities with respect to securities, and to directorship of any public corporation. Mr. Parshall had been a director and officer of the Registrant prior to the consent.

Item 11.  Executive Compensation.

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Certain Beneficial Owners.


(1) Title of   (2) Name and Address of    (3) Amount and Nature   (4) Percent
    Class          Beneficial Owner           of Beneficial           of Class
                                              Ownership

    Common         John H. Peddie                641 shares            53.42%
                   53 E. Cedar St.
                   Chicago, IL 60611

    Common         Paul L. Parshall              500 shares            41.67%
                   105 Park Road
                   Worthington, OH 43085

---------------------------------------------------------------------------
(b)  Security Ownership of Management.

(1)  Title of   (2) Name of Beneficial     (3) Amount and Nature   (4) Percent
     Class          Owner                      of Beneficial           of
                                               Ownership               Class

     Common         John H. Peddie                641 shares            53.42%




  Note: As a group, the officers and directors beneficially own approximately 1,141 shares.

(c)  Changes in Control.   None.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of the report:

     (1)  Recent Sales of Unregistered Securities

     (2) Articles of Amendment to the Articles of Incorporation of Assembly and Manufacturing Systems Corp. (abbreviated) and By-Laws

     (3)  Financial Statements

(b)  Reports on Form 8-K.

          None.

(c)  Exhibits:

     (1)  Recent Sales of Unregistered Securities (Exhibit 1)

     (2) Articles of Amendment to the Articles of Incorporation of Assembly and Manufacturing Systems Corp. (abbreviated) and By-Laws (Exhibit 2)

     (3)  Financial Statements (Exhibit 3)

---------------------------------------------------------------------------
                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY AND MANUFACTURING SYSTEMS CORP.


By:_____________________________________
   /John H. Peddie/
   President, Director


Date:  3/31/98


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: ___________________________________
    /Alan B. Cring/
    Secretary, Director


Date:  3/31/98

---------------------------------------------------------------------------
                          EXHIBITS INDEX


     The Exhibits referred to herein and attached hereto are more particularly described below. In addition, certain other Exhibits have been attached hereto, as supplementary information, which may assist in further understanding of the overall information presented.

  DESCRIPTION OF EXHIBITS (SUPPLEMENTAL OR OTHERWISE) SUBMITTED

     EXHIBIT NO.     SEQUENTIAL PAGE NO.      DESCRIPTION OF EXHIBIT


          1                  11               Recent Sales of Unregistered
                                              Securities

          2                  12               Articles of Amendment to the
                                              Articles of Incorporation of
                                              Assembly and Manufacturing
                                              Systems Corp. (abbreviated)
                                              and By-Laws.

          3                  20               Financial Statements, 1997

---------------------------------------------------------------------------


                              EXHIBIT 1

Miscellaneous Information.

     (1)  Recent sales of unregistered securities.

          (a)  Securities sold.

                    None.

          (b)  Underwriters and other purchasers.

                    Not applicable.

          (c)  Consideration.

                    Not applicable.

          (d)  Exemption from registration claimed.

                    Not applicable.

---------------------------------------------------------------------------
                             EXHIBIT 2

                    Articles of Amndment to the
                     Articles of Incorporation
            of Assembly and Manufacturing Systems Corp.
                          (abbreviated)

                                and

                              By-laws

---------------------------------------------------------------------------

                         Articles of Amendment
                    to the Articles of Incorporation
               of Assembly and Manfacturing Systems Corp.

Pursuant to the provisions of the Laws of the State of Utah, Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to the Articles of Incorporation.

1. To amend the name of the corporation to American Ship, Inc. from Assembly and Manufacturing Systems Corp.

2. To amend the authorized number of shares of Common stock to One Hundred Million (100,000,000) from Twenty-five Million (25,000,000).

3. To reverse-split all oustanding shares of Common stock of the Company One for One Thousand (1 for 1000).

4. To change the business address of the corporation to 52 E. Cedar St., Chicago, Illinois 60611 from 2322 Shasta Way, Simi Valley, California 93065.



---------------------------------------------------------------------------
                                By-laws
                                  of
                          American Ship, Inc.

                               Article I
                                Offices

The principal business office of the Corporation shall be located in the City of Chicago in the State of Illinois. The Corporation may relocate its principal office or have such other offices within the United States of America as the Board of Directors may designate or as the business of the Corporation may require from time to time.

                              Article II
                             Shareholders

Section 1. Annual Meeting. The Annual Meeting of the Shareholders shall be held on the Third Friday of April in each year, beginning with the next year, for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the election of Directors shall not be held on the day designated herein for any Annual Meeting of the Shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a Special Meeting of the Shareholders as soon thereafter as conveniently may be.

Section 2. Special Meetings. Special Meetings of the Shareholders, for any purpose, unless otherwise prescribed by statute, may be called by a President or by the Directors, or by the holders of not less than Ten percent (10%) of all the outstanding shares of the Corporation entitled to vote at such meeting.

Section 3. Place of Meeting. The Board of Directors may designate any place, within or without the State of Incorporation, unless otherwise prescribed by statute, as the place of meeting of any Annual or Special Meeting called by the Board of Directors. If no designation is made, or if a Special Meeting is otherwise called, the place of meeting shall be the principal office of the Corporation.

Section 4. Notice of Meeting. Written notice stating the place, day, and hour of the meeting, and for Special Meetings, the purpose for which the meeting is called, shall, unless otherwise prescribed by statute, be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, by direction of the Chairman or the Secretary, or the persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notices shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his or her address as it appears on the stock transfer books of the Corporation.

Section 5. Closing of Transfer Books or Fixing of the Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting on the date on which the resolution of the Board of Directors declaring such dividend, as the case may be, and this date shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof.

Section 6. Voting Lists. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make available a complete list of the shareholders entitled to vote at any meeting of shareholders or any adjournment thereof, with the address of and the number of shares held by each, at least ten (10) days before such meeting or adjournment thereof. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the meeting.

Section 7. Quorum. The majority of the outstanding shares voting of the Corporation that are entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. At such meeting at which a quorum shall be present or represented, any business may be transacted at the meeting as originally noticed. The majority of shareholders present at the meeting may continue to transact business until adjournment.

Section 8. Proxies. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his or her duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting.

Section 9. Voting of Shares. Subject to the provisions, each outstanding share eligible to vote shall be entitled to one (1) vote upon each matter submitted to a vote at a meeting of the shareholders. Upon demand of any stockholder, the vote for directors or upon any question before the Meeting shall be by ballot. All elections for directors shall be decided by expressed will of the quorum, except when a quorum is not obtained, in which case the will of a plurality shall carry. All other questions shall be decided by quorum vote except as otherwise provided by the Certificate of Incorporation or the laws of the State of Incorporation.

Section 10. Voting of Shares by Certain Shareholders. Shares outstanding in the name of another corporation may be voted by such officer, agent, or proxy as the by-laws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation shall determine. Shares held by an administrator, executor, guardian, or server may be voted by him or her, either in person or by proxy, without transfer of shares into his or her name. Shares outstanding in the name of a trustee may be voted by him or by her, either in person or by proxy, but no trustee shall be entitled to vote shares held by him or her without a transfer of such shares into the name
of the trustee.   Shares outstanding in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by the same without the transfer thereof into his or her name if authority to do so is contained in an appropriate order of the court by which such receiver was appointed; such court order shall be presented to the
Secretary of the Corporation before the shares are voted.   A shareholder
whose shares are pledged shall be entitled to vote such shares until the shares have been transferred from the name of the shareholder to another. Shares of its own stock belonging to the Corporation shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

Section 11. Informal Action by Shareholders. Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

Section 12. Non-cumulative Voting. Unless otherwise provided by law, at each election of Directors, every shareholder entitled to vote in such election shall have the right to vote, in person or by proxy, the number of shares owned by him or her for as many persons as there are Directors to be elected and for whose election he or she has a right to vote.

Section 13. Order of Business. The order of business at all meetings of stockholders shall be as follows: 1) Roll Call; 2) Proof of notice of meeting or waiver of notice; 3) Reading of minutes of previous meeting; 4) Reports of Officers; 5) Reports of Committees; 6) Election of Directors; 7) Unfinished Business; 8) New Business.

                              Article III
                          Board of Directors

Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.

Section 2. Number, Tenure, and Qualifications. The number of Directors shall not be less than three (3) nor more than nine (9) as directed by the Board of Directors. Each Director shall hold office until the next Annual Meeting of the Shareholders and until a successor has been elected and qualified. Additional Directors may be added by majority vote of the then-existing Board.

Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held, without other notice than this By-law, immediately after, and at the same place as, each Annual Meeting of the Shareholders. The Board of Directors shall hold a regular meeting on the First day of each month, without notice of meeting other than this Article and Section of these By-laws.

Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of any Director. The person(s) authorized to call such a special meeting of the Board of Directors may fix the place for holding such meetings.

Section 5. Notice. Notice of any special meeting of the Board of Directors shall be given at least ten (10) days previous thereto by written notice delivered personally or by certified mail, return receipt requested, which notice shall be deemed to be delivered when deposited in the United States mail. Any Director may waive notice of any meeting. The attendance of a Director at a meeting shall constitute a waiver of notice for such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of business because the meeting was not lawfully called or convened.

Section 6. Quorum. A majority of the number of Directors fixed by these By-laws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than a majority is present at a meeting, the majority of the Directors present may adjourn the meeting from time to time without further notice.

Section 7. Manner of Acting. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 8. Action Without Meeting. Any action that may be taken by the Board of Directors at a meeting may be taken without a meeting if written consent setting forth the action to be taken shall be signed before such action by a majority of the Directors.

Section 9. Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of the majority of the remaining Directors, though possibly less than a quorum of the Board of Directors, unless otherwise prohibited by law. A Director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office. Any directorship to be filled by reason of an increase in the number of Directors may be filled by the Board of Directors for a term of office continuing only until the next election of Directors by the shareholders.

Section 10. Compensation. By resolution of the Board of Directors, each Director may be reimbursed for expenses of attending any meeting and may be paid a stated salary as a Director, or a fixed sum for attendance at each meeting of the Board of Directors, or both. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefrom.

Section 11. Presumption of Assent. A Director who is present at a meeting of the Board of Directors at which any action or corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered into the minutes of the meeting or unless he or she shall file his or her dissent with the person acting as the Secretary of the meeting before the adjournment of the meeting or within three (3) days thereafter. Such right of dissent shall not apply to any Director who voted in favor of such action.

Section 12. Special Powers. The Board of Directors shall have the right to re-incorporate the Company, to declare splits or reverse splits of the stock of the Company, or otherwise act on matters concerning the corporate status and capital structure of the Company.

                              Article IV
                  Structure of the Board of Directors

Section 1. Nominative Offices. The named offices of the Board of Directors shall be that of a President, at least one Vice President, a Treasurer, and a Secretary. A single Director may hold more than one named office, but not more than two for any period of more than one (1) month. Such Directors as do not hold a named office shall be called and considered Members-at-Large of the Board of Directors.

Section 2. Election and Term of Office. The named offices of the Board of Directors shall be filled by election of the Board of Directors at the Annual Meeting of Shareholders. The term of office shall coincide with the term of directorship, or, by appointment by the Board of Directors to fill a vacancy caused by the resignation, death, or removal from office of a Director who holds a named office, only for the unexpired term of that Director, until the next election of Directors by the shareholders. A candidate for election to the Board of Directors shall be presented with the named office, if any, to the shareholders for their votes.

Section 3. President. The President shall be the chief executive officer of the Corporation and, subject to the control of the Board of Directors, shall control all business affairs of the Corporation including, but not restricted to, routine purchasing of inventory, sales and marketing strategies pursued, hiring and firing of employees of the Corporation, determination of salaries of employees, risk management, etc. and the devolution of any of these duties to subordinates as he or she deems necessary and appropriate. He or she shall execute the decisions of the Board of Directors in a timely manner, or on any other relevant corporate matter, as Directors or any Director shall dictate, within the bounds of these By-laws.

Section 4. Vice President. A Vice President of the Corporation shall carry out such duties as prescribed by the Board of Directors in the appointment of him or her to the position. A Vice President may, at the discretion of the Board of Directors upon his or her appointment, be designated with a prefix title (e.g. "Senior"), and may be assigned a suffix descriptor of his or her general or specific area of activity or activities (e.g. "Marketing"). In general, a Vice President shall report directly to the President, but may from time to time report directly to the Board of Directors if expressly requested to do so by the Board of Directors or any Director.

Section 5. Secretary. The Secretary shall: (a) keep the minutes of the proceedings of the shareholders and the Board of Directors; (b) see that all notices are duly given in accordance with the provisions of these By-laws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign, with the President, certificates for shares of the Corporation which have been authorized by the Board of Directors or the shareholders; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Chairman or the Board of Directors.

Section 6. Treasurer. The Treasurer shall: (a) have custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for all money due and payable to the Corporation, and deposit all such moneys in the name of the Corporation in such banks or other depositories as shall be designated by the Board of Directors; and (c) in general perform all of the duties incident to the office of the Treasurer and which may be assigned to him or her from time to time by the Chairman of the Board.

Section 7. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside at all meetings of the Corporation or adjournments thereof. The Chairman of the Board shall be elected by, and serve exclusively at the discretion of, the Board of Directors, and shall serve a term co-incident with that of all other Board members. The Chairman of the Board of Directors shall be the spokesperson for the Board of Directors, unless he or she assigns this duty to another Director. The Chairman of the Board of Directors shall have no special powers other than those explicitly described in this Article.

Section 8. Salaries. The salaries of the named Directors shall be fixed from time to time by the Board of Directors, and no such Director shall be prevented from receiving such salary because he is a Director or otherwise an Officer as described in this Article, or employed in some other capacity by the Corporation.

                               Article V
                Contracts, Loans, Checks, and Deposits

Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or limited to specific events.

Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or limited to specific areas or events.

Section 3. Checks, Drafts, et Cetera. All checks, drafts, or other orders for payment of money, notes, or other evidence of indebtedness issued in the name of the Corporation shall be signed by the President, acting in his capacity as the chief executive officer of the Corporation, and the Treasurer, or such officer or officers or agent or agents of the Corporation and in such manner as from time to time shall be determined by resolution of the Board of Directors.

Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such bank or other depositories as the Board of Directors shall designate.

                              Article VI
               Certificates of Shares and Their Transfer

Section 1. Certificates of Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by either the President in his capacity as the chief executive officer of the Corporation, and by the Secretary, or by such other officer or officers as shall be authorized by the Directors in conformity with applicable law, and sealed with the corporate seal. All certificates for shares issued, with the number of shares and date of issue, shall be entered on the transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled, except that in the case of a lost, destroyed, or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

Section 2. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of the record thereof or by his or her legal representative(s), who shall furnish proper evidence of the authority to transfer, or by his or her duly authorized attorney, and on surrender for cancelation of the certificate(s) of such shares. The person or other entity in whose name the shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

                              Article VII
                              Fiscal Year

The fiscal year of the Corporation shall end on the last day of December of each year.

                             Article VIII
                               Dividends

The Board of Directors may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and the Articles of its Certificate of Incorporation, except that no such dividend shall be paid except from accrued profits.

                              Article IX
                            Corporate Seal

The Directors, at their discretion, may provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation, the state of incorporation, year of incorporation, and the words "Corporate Seal."

                               Article X
                           Waiver of Notice

Unless otherwise provided by law, whenever any notice is required to be given to any shareholder or Director of the Corporation, a waiver thereof in writing, signed by the person entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                              Article XI
                              Amendments

These By-laws may be altered or amended or replaced by the Board of Directors at any meeting thereof.

                               Page 19

---------------------------------------------------------------------------
                             EXHIBIT 3

                    Financial Statements, 1997

---------------------------------------------------------------------------
                        American Ship, Inc.
        (formerly Assembly and Manufacturing Systems Corp.)

                           Income Statement
              for the fiscal years 1994 through 1997
               and for the period 1/1/97 to 12/31/97


               1/1/97            1/1/96              1/1/95             1/1/94
                 to                to                  to                 to
             12/30/97(a)       12/31/96(a)          12/31/95
12/31/94
             (UNAUDITED)

REVENUE        $0.00              $0.00              $0.00              $0.00


EXPENSES       $0.00              $0.00              $0.00              $0.00



NET INCOME     $0.00              $0.00              $0.00              $0.00


(a) Currently being prepared for auditor's opinion.


              (BASED ON AUDITOR'S REPORT OF 4/13/95)

---------------------------------------------------------------------------
                         American Ship, Inc.
        (formerly Assembly and Manufacturing Systems Corp.)

                           Balance Sheet
                               as of
                    12/31/97(a)      12/31/96(a)       12/31/95      12/31/94
                    (UNAUDITED)


ASSETS

Organizational cost   $1,700           $1,700           $1,700        $1,700

Total Assets          $1,700           $1,700           $1,700        $1,700


LIABILITIES AND SHAREHOLDERS' EQUITY

 Total Liabilities        $0               $0               $0            $0

 Shareholders' Equity

 Common stock, par value
 $0.001 per share,
 100,000,000 shares
 authorized, 1,200
 shares outstanding   $1,200           $1,200           $1,200        $1,200

 Preferred stock, par
 par value $10.00 per
 share, 10,000,000
 authorized, 0shares
 outstanding              $0               $0               $0            $0

 Cumulative Preferred,
 stock par value $0.001
 per share, 3,000,000
 shares authorized, 0
 shares outstanding       $0               $0               $0            $0

 Additional paid-in
 capital                $500             $500             $500          $500

 Total shareholders'
 equity               $1,700           $1,700           $1,700        $1,700

Total Liabilities and
    Shareholders'
    Equity            $1,700           $1,700           $1,700        $1,700



(a) Currently being prepared for auditor's opinion.

              (BASED ON AUDITOR'S REPORT OF 4/13/95)

---------------------------------------------------------------------------
                         American Ship, Inc.
        (formerly Assembly and Manufacturing Systems Corp.)

                 NOTES TO THE FINANCIAL STATEMENTS


Note 1.    History of the Company

The Company was incorporated under the laws of the state of Utah on October 24, 1939 as Toledo Technology. On September 29, 1988, the Company was voluntarily placed in Chapter 7 bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (Case No. 388-35880-RCM-7). The Company was released from bankruptcy proceedings and entered a state of dormancy in 1989. There were no corporate records or minutes available to document the activities of the corporation until June 17, 1993. On that date, a group launched an effort to rehabilitate the corporation. On August 24, 1994, the Company's name was changed from Toledo Technologies, Inc. to Hipp International, Inc. On April 12, 1995, the Company's name was changed from Hipp International, Inc. to Assembly and Manufacturing Systems Corp. On August 27, 1997, the Company's Board of Directors passed a resolution changing the Company's name to American Ship, Inc., and subsequently filed amendments to its articles of incorporation. The Board also authorized an increase in the number of Common shares of the Company from 25,000,000 to 100,000,000. Pursuant to this re-organization of the Company, a one-for-one thousand (1-for-1000) reverse-split of all Common shares of outstanding of the Company was declared, with any fractional share being rounded to one (1) share. There are currently approximately 1,200 shares of the Company's Common stock outstanding.

The Company is currently in a state of dormancy. No revenues have been realized, and no expenses have been incurred, either capitalized or expensed. As such, the Company's financial statements have not changed since the last audit which was performed at 4/13/95.

Note 2.    Controlling Parties

Prior to the one-for-one thousand (1-for-1000) reverse-split of all outstanding shares of the Company's Common stock, 640,440 shares of Common stock of the Company were owned by John H. Peddie, who acquired them in the transaction that led to the Company's name change from Toledo Technologies to Hipp International, Inc. An additional (pre-reverse-split) 500,000 shares were owned by The Worthington Company, which acquired them in the transaction that led to the Company's name change from Toledo Technologies to Hipp International, Inc. Subsequent to the 1-for-1000 reverse split, Mr. Peddie owned 641 shares of Common stock, while The Worthington Company owned 500.

Note 3.    Amortization of Incorporation Costs.

Incorporation costs of the Company will be amortized over five years, commencing in the year during which the Company commences operations.

Note 4.    Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has not yet commenced operations, it is entirely dependent upon the continued beneficial contributions of time and other resources provided by its principals until such time as sufficient capital can be raised from the sale of certain of its securities, or a successful acquisition partner can be found. Therefore, the assumption that the Company is a going concern is entirely determined upon the uncertain ability of the Company to raise capital in such an amount as would be necessary to commence operations and produce sufficiently positive cashflow therefrom to survive.

Note 5.    Subsequent Events.

As of the end of the First Quarter of 1998, financing which had been expected to be forthcoming from third parties had not materialized, and management had entered into negotiations with several prospective, interested private companies seeking to acquire a public entity. Management does not, however, make any representation concerning the possibility for future success of any of these negotiations.